Form 10-K
period 2014-07-31
TOA Carbon Fiber Inc.
filed 2014-10-01
CIK 1582741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55027

TOA Carbon Fiber, Inc.

FKA Wealth Acquisition, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2511669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-1-36, Nishiawaji, Higashiyadogawa-ku Osaka, Japan	533-0031
(Address of Principal Executive Offices)	(Zip Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Issuer's telephone number: +81-6-6325-5035

Fax number: +81-6325-5037

Email: info@toa-group.asia

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes  [ ] No

At July 31, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $2,000.

At September 27, 2014, there were 20,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

TOA CARBON FIBER, INC.

FKA WEALTH ACQUISITION, INC.

PART I

Item 1. Business.

TOA Carbon Fiber, Inc., (fka Wealth Acquisition, Inc.) a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on July 22, 2013.

The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Our principal executive offices are located at C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa-ku Osaka 533-0031, Japan. Our phone number is +81-6-6325-5035.

Corporate History

The Company was originally incorporated with the name Wealth Acquisition, Inc., under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business.

On July 6, 2014, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Wealth Acquisition, Inc., entered into a Share Purchase Agreement with Hajime Abe, C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa- ku, Osaka 533-0031, Japan. Pursuant to the Agreement, Mr. DeNunzio transfered to Hajime Abe, 20,000,000 shares of our common stock which represents all of our issued and outstanding shares.

Following the closing of the share purchase transaction, Hajime Abe owned a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of Wealth Acquisition, Inc.

On July 6, 2014 Wealth Acquisition, Inc. changed its name to TOA Carbon Fiber, Inc. and filed with the Delaware Secretary of State, a Certificate of Amendment.

On July 6, 2014, Mr. DeNunzio resigned as our President, Secretary, Treasurer and Director, such resignation is to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On July 6, 2014, Mr. Hajime Abe was appointed as Director, Secretary and Treasurer, to hold such office ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On July 6, 2014, Mr. Atsushi Sumida was appointed as Chief Executive Officer (CEO), to hold such office ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On July 6, 2014, Mr. Fumio Takahashi was appointed as Chief Operating Officer (COO), to hold such office ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On July 6, 2014, Mr. Hiroichiro Tanaka was appointed as Chief Technical Officer (CTO), to hold such office ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

Business Information of TOA Carbon Fiber, Inc.

Since incorporation, which was July 22, 2013, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts thus far to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

As of July 31, 2014, the Company has generated no revenues or earnings from operations, possesses no substantial assets or financial resources and has no cash on hand.

The Company is an “emerging growth company” (“EGC”), that is exempt from certain financial disclosure and governance requirements for up to five years as defined in the Jumpstart Our Business Startups Act (the JOBS Act), that eases restrictions on the sale of securities; and increases the number of shareholders a company must have before becoming subject to the U.S. Securities and Exchange Commissions (SEC’s) reporting and disclosure rules (See Emerging Growth Companies Section Below).

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the SEC) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a) (51)-1 of the Securities Exchange Act of 1934, as amended (the Exchange Act), and that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies or other entity or person." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a shell company, because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Hajime Abe, the Secretary and Treasurer of the Registrant. As of this date, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)	Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant's limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

The Company anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction approved by stockholders in the appropriate manner. Certain types of transactions may be entered into solely by Board of Directors approval without stockholder approval. Under Delaware law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the Board will have discretion to consummate the transaction by written consent if it is determined to be in the Company’s best interest to do so. Regardless of whether an acquisition or merger is approved by Board action alone, by written consent or by holding a stockholders' meeting, the Company will provide to its stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

Employees

The Company has no full-time employees and four part-time employees as of July 31, 2014.

Competition

TOA Carbon Fiber Inc. will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be a merger or acquisition candidate for TOA Carbon Fiber, Inc. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than TOA Carbon Fiber and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, TOA Carbon Fiber will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We neither rent nor own any properties. We utilize the home office space and equipment of our management at no cost. Management estimates such amounts to be immaterial. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently not listed on any exchange.

Stockholders of Our Common Shares

As of September 27, 2014, we had 20,000,000 shares of our common stock issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our prior shareholder or our current shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Subject to Section 21 E, of the Exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words “plan”, “believes,” “continues,” “expects,” “anticipates,” “estimates,” “intends”, “should,” “would,” “could,” or “may,” and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

In this Annual Report on Form 10-K, ‘‘TOA Carbon,’’ the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to TOA Carbon Fiber, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending July 31. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

All dollar amounts refer to US dollars unless otherwise indicated.

Company Overview

TOA Carbon Fiber, Inc. (fka Wealth Acquisition, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business.

Recent Developments:

On July 6, 2014 a share purchase agreement between Jeffrey DeNunzio and Hajime Abe was completed. The private transaction resulted in the sale of all 20,000,000 common shares issued and outstanding making Hajime Abe the sole shareholder. In conjunction with the share purchase agreement there was a change in management with the resignation of Jeffrey DeNunzio from all positions held and the appointment of four new corporate officers.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.  On a regular basis, we review our accounting policies and how they are applied and disclosed in our financial statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Estimates are based on historical experience, management expectations for future performance, and other assumptions as appropriate. Key areas affected by estimates include the assessment of the recoverability of long-lived assets, which is based on such factors as estimated future cash flows.  We re-evaluate estimates on an ongoing basis; therefore, actual results may vary from those estimates.

Fair Values of Financial Instruments

The carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate the fair values of these instruments due to their short-term nature. The carrying amount for borrowings under the financing agreement approximates fair value because of the variable market interest rates charged for these borrowings.

Off Balance Sheet Arrangements

There are no off balance sheet arrangements.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2014 and 2013.

Results of Operations for the years ended July 31, 2014 and 2013

For the year ended July 31, 2014 as compared to the year ended July 31, 2013, total revenues were $0 and $0, respectively; and net losses were $3,300 and $4,244 respectively. The net losses were attributable to operating expenses.  The operating expenses for the year ended July 31, 2014 consisted solely of audit fees. The operating expenses for the year ended July 31, 2013 were share-based compensation for our founder and sole officer and audit fees.

Liquidity

At July 31, 2014 and 2013 we had cash and cash equivalents of $0 and had working capital deficits of $2,000 and $4,244, respectively.  We have incurred no cash flows from operations since we started our business. We have spent and expect to continue to spend only those expenses and amounts necessary to maintain public company registration status. Based on our current plans, our officers and directors will continue to fund operating expenses.

At July 31, 2014 and 2013, we had zero cash used in and provided by investing and financing activities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOA CARBON FIBER, INC.

(FKA WEALTH ACQUISITION, INC)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (RLB Certified Public Accountant PLLC)	F2

Report of Independent Registered Public Accounting Firm (Messineo & Co, CPAs LLC)	F3

Balance Sheets	F4

Statements of Operations and Comprehensive Income (Loss)	F5

Statements of Stockholders’ Deficit and Comprehensive Income	F6

Statements of Cash Flows	F7

Notes to Financial Statements	F8

-F1-

RLB Certified Public Accountant PLLC

6314 11th Avenue South - Gulfport, FL 33707-3002

Cell 727-452-4803 Email robin@rlbcpa.biz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

TOA Carbon Fiber, Inc. (fka Wealth Acquisition, Inc.)

1-1-36, Nishiawaji,

Higashiyadogawa-ku Osaka, Japan

533-0031

Email: info@toa-group.asia

I have audited the accompanying balance sheet of TOA Carbon Fiber, Inc. (fka Wealth Acquisition, Inc.) as of July 31, 2014 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The July 31, 2013 financial statements were audited by a predecessor independent registered accounting firm that issued an unqualified opinion on August 21, 2013.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Carbon Fiber, Inc. (fka Wealth Acquisition, Inc.) as of July 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, planned principal operations have not commenced and the Company has an accumulated deficit and negative cash flows from operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RLB Certified Public Accountant PLLC

Gulfport, Florida

September 27, 2014

-F2-

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

TOA Carbon Fiber, Inc. (fka Wealth Acquisition, Inc.)

1-1-36, Nishiawaji,

Higashiyadogawa-ku Osaka, Japan

533-0031

Email: info@toa-group.asia

We have audited the accompanying balance sheet of Go Public I, Inc. as of July 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 22, 2013 (inception) to July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Go Public I, Inc. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended, and for the period from July 22, 2013 (inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss, no cash flow from operating activities, and is still in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co. CPAs, LLC

Clearwater, Florida

August 21, 2013

-F3-

TOA CaRBON FIBER, INC.

fka WEALTH ACQUISITION, INC.

BALANCE SHEETS

	As of July 31, 2014		As of July 31, 2013
ASSETS
Current Assets
Prepaid expenses	$	---	$2,000

Total Current Assets		—	2,000

TOTAL ASSETS	$	---	$2,000

LIABILITIES & STOCKHOLDER EQUITY
Current Liabilities

Accounts payable-Related party		---	2,244
Accrued expenses		2,000	2,000

Total Current Liabilities		2,000	4,244

TOTAL LIABILITIES		2,000	4,244

COMMITMENTS AND CONTINGENCIES (Note 5)

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)		—	—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of July 31, 2014 and July 31, 2013)		2,000	2,000
Additional Paid in Capital		3,544	0
Accumulated Deficit		(7,544)	(4,244)

Total Stockholder (Deficit)		(2,000)	(2,244)

TOTAL LIABILITIES & STOCKHOLDER EQUITY	$	---	$2,000

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F4-

 TOA CArbon fiber, inc.

fka WEALTH ACQUISITION, INC.

STATEMENTS OF OPERATIONS

		July 31, 2014		July 31, 2013
Revenues	$		$
Total Revenues		—		—
General & Administrative Expenses		$—		$244
Share-based Expenses		—		2,000
Professional fees		$3,300		$2,000
Total General & Administrative Expenses		$3,300		$4,244

Net Loss Before Income Taxes		$(3,300)		$(4,244)

Provision for Income Taxes		—		—

Net Loss		(3,300)		(4,244)
Basic and Diluted Loss Per Share		$(0.00)		$(0.00)
Weighted average number of common shares outstanding		20,000,000		20,000,000

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F5-

TOA CaRBON FIBER, INC.

fka WEALTH ACQUISITION, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
July 22, 2013 — Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2013	—	—	—	(4,244)	(4,244)

Balance July 31, 2013	20,000,000	2,000	—	(4,244)	(2,244)

Net loss for the period from August 1, 2013 through July 31, 2014	—	—	—	(3,300)	(3,300)
Contributed expenses			3,544		3,544

Balance July 31, 2014	20,000,000	2,000	3,544	(7,544)	(2,000)

The accompanying Notes to Financial Statements are an integral part of these Financial Statements

-F6-

  TOA CaRBON FIBER, INC.

fka WEALTH ACQUISITION, INC.

STATEMENTS OF CASH FLOWS

	July 31, 2014	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,300)	$(4,244)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered (value)	—	2,000
Expenses contributed to capital	$3,544	$—
Changes in current assets and liabilities:
Prepaid expenses	$2,000	$(2,000)
Accounts payable-Related party	$(2,244)	$2,244
Accrued expenses	$—	$2,000
Net cash provided by (used in) operating activities	—	—

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—

Income taxes paid	$—	$—

The accompanying Notes to the Financial Statements are an integral part of these Financial Statements

-F7-

TOA CARBON FIBER, INC.

fka WEALTH ACQUISITION, INC.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Carbon Fiber, Inc., (fka Wealth Acquisition, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of July 31, 2014 the Company had not yet identified a target to either acquire or merge with.

Note 2— Significant Accounting Policies

Basis of presentation.

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a July 31 fiscal year end. (See Note 3, Going Concern, regarding the assumption that the Company is a “going-concern”).

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 at July 31, 2014 and July 31, 2013.

CASH FLOWS REPORTING.

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

COMMITMENTS AND CONTINGENCIES.

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at July 31, 2014 and 2013.

DEFERRED INCOME TAXES AND VALUATION ALLOWANCE.

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

A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of July 31, 2014 and 2013.

The Company files income tax returns in the United States which are subject to examination by tax authorities in these jurisdictions.  Generally, three years of returns remain subject to examination by major tax jurisdictions.   The state impact, if any, of any federal changes to prior year remains subject to examination for a period of up to five years after formal notification to the states.

The Company has evaluated tax positions in accordance with ASC 740, Income taxes, and has not identified any significant tax positions, other than those disclosed.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

RELATED PARTY TRANSACTIONS.

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the period ending July 31, 2014 totaled $1,300 and were amounts contributed to capital. Related party transactions for the period ended July 31, 2013 totaled $2,244, were comprised solely of accounts payable which were reclassified in 2014 to additional paid in capital.

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

Share-based expense for the periods ended July 31, 2014 and 2013 was $0 and $2,000, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations. The Company has chosen not to adopt the standard at this time.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted but not required.  As the objective of the amendments in this update is to resolve diverse accounting treatments of these particular share-based awards adoption of this guidance is not expected to impact our financial position or results of operations. The Company has chosen not to adopt the standard at this time.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Management has early adopted the amendment. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities adoption of this guidance has not impacted our financial position or results of operations.

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Entity. This accounting standard establishes one definition of public business entity for future use in U.S. GAAP. The amendment does not affect existing requirements. There is no actual effective date for the amendment in this Update. Adoption of this guidance did not impact our financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This accounting standard does not require new recurring disclosures. This ASU is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. As the objective of this accounting standard is to provide guidance on the presentation of unrecognized tax benefits and the settling of income taxes resulting from disallowances of tax positions, the adoption of this standard has not impacted our financial position or results of operations.

NOTE 3—GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically, recurring operating losses, working capital deficiencies, negative cash flows from operating activities, and other adverse key financial ratios.

Management plans to mitigate this substantial doubt by increasing ownership equity and borrowings from related parties. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4—PREPAID EXPENSE

Prepaid expense totaled $0 and $2,000 at July 31, 2014 and July 31, 2013 and consisted solely of prepaid audit fees.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently involved in any litigation.

Lease Obligations

At July 31, 2014, the Company does not have any capital or operating leases.

NOTE 6—STOCKHOLDER’S EQUITY

The capitalization of the Company consists of the following classes of capital stock as of July 31, 2014:

*

Common stock, $0.0001 par value: 500,000,000 shares authorized; 20,000,000 shares issued and outstanding.

Holders of shares of common stock are entitled to one vote per share; voting rights are not cumulative.

*

Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

Preferred stock has voting powers and designations, preferences, limitations and restrictions as the board of directors occasionally determines.

Common Stock

On July 29, 2013, the Board of Directors issued 20,000,000 shares of common stock to the founding shareholder in exchange for services rendered that included developing the Company’s business concept and plan and which were valued at $2,000.

On July 6, 2014 a share purchase agreement between Jeffrey DeNunzio and Hajime Abe was completed. The private transaction resulted in the sale of all 20,000,000 common shares issued and outstanding making Hajime Abe the sole shareholder. In conjunction with the share purchase agreement there was a change in management with the resignation of Jeffrey DeNunzio from all positions held and the appointment of four new corporate officers.

Additional Paid in Capital

Operating expenses paid by a related party for the period ending July 31, 2014 totaled $1,300 and were amounts contributed to capital. Related party accounts payable at July 31, 2013 totaled $2,244 and was reclassified in 2014 to additional paid in capital.

NOTE 7—RELATED-PARTY TRANSACTIONS

Accounts payable

At July 31, 2014 and July 31, 2013 the company had a related-party payable in the amounts of $ 0 and $2,244 to its sole officer and shareholder. These amounts were reclassified to additional paid in capital.

Equity

During the period ending July 31, 2014 expenses totaling 1,300 were paid by our sole officer and shareholder and are considered contributions to capital.

On July 29, 2013, the Company issued 20,000,000 of its $0.0001 par value common stock at $0.0001 per share and totaling $2,000 to the sole director and shareholder of the Company in exchange for developing the Company’s business concept and plan.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 8— INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of July 31, 2014 the Company has incurred net losses of $7,544 resulting in a net operating loss carryforward for income tax purposes.  Net operating losses begin expiring in 2033. The loss also results in a deferred tax asset of approximately $1,443 at the effective statutory rates totaling 34%.  The deferred tax asset has been off-set by an equal valuation allowance.

	July 31, 2014	July 31, 2013
Deferred tax asset, generated from net operating loss at statutory rates	2,565	1,443
Valuation allowance	(2,565)	(1,443)

NOTE 9—SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F8-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Messineo & Co, CPAs, LLC (M&Co) of Clearwater, Florida performed the audit for the year ended July 31, 2013. On March 15, 2014, M&Co. declined to stand for reappointment as our Company’s independent auditors and the Company engaged RLB Certified Public Accountant PLLC (RLBCPA) of Gulfport, Florida, as its new registered independent public accountant. We have had no disagreements with M&Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports. Our Board of Directors participated in and approved the decision to engage RLBCPA.

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our treasurer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to lack of an audit committee, lack of segregation of duties and Ineffective controls over period end financial disclosure and reporting processes. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and TOA Carbon Fiber, Inc. following the consummation of the Stock Purchase Agreement are provided below:

The Company

NAME	AGE	POSITION
Hajime Abe	62	Secretary, Treasurer, Director
Atsushi Sumida	70	Chief Executive Officer
Fumio Takahashi	67	Chief Operating Officer
Hiroichiro Tanaka	74	Chief Technical Officer

Mr. Hajime Abe, Age 62 Secretary, Treasurer and Director

Background of Mr. Hajime Abe:

Mr. Hajime Abe began his career in 1969 as an employee of Nissan Motor Company as a car salesman. Following this, in 1974, he incorporated Abe Motor Sales Co., Ltd., a Japan Corporation. A decade later in 1989, he incorporated Koa Commerce Co., Ltd., a Japan Corporation and in 1993 incorporated another Japanese company known as World Liberty Co., Ltd. More recently, in 2007 Mr. Abe incorporated the Japanese company IKL Holdings Co., Ltd. and in 2010 was appointed as President and Director of Oidon Co., Ltd, a Wyoming Corporation that he recently resigned from July of 2012. On January 22, 2013, he was appointed as Director, President, Secretary and Treasurer of TOA Holdings, Inc., a Delaware Corporation. On January 28, 2013, he incorporated TOA Shoko Japan Co., Ltd., a Japan Corporation which became a wholly owned company of TOA Holdings, Inc. On January 28, 2013, he was appointed as the Chairman of Dong A Sang Gong Co., Ltd., a Korean Corporation. On July 2, 2013, he was appointed as the chairman of BJK Global LTD., a Bangladesh Corporation. On June 20, 2013, he was appointed as Director, President, Secretary and Treasurer of Toshoan Holdings, Inc., a Delaware Corporation. On October 10, 2013, he incorporated Tsukiji TOA Suisan Co., Ltd., a Japan Corporation. On October 10, 2013, he became the owner of Toshoan Restaurant. On October 31, 2013, he incorporated TOA Fishery Co., Ltd., a Japan Corporation which became a wholly owned company of Toshoan Holdings, Inc. and was appointed as Director and President of TOA Fishery Co., Ltd. On December 3, 2013, he was appointed as Director, Secretary and Treasurer of TOA Optical Tech, Inc., a Delaware Corporation. On June 2, 2014, he incorporated TOA Hikari Giken Co., Ltd., a Japan Corporation and was appointed as Director of TOA Hikari Giken Co., Ltd.

Mr. Atsushi Sumida, Age 70, Chief Executive Officer

Background of Mr. Atsushi Sumida:

Atsushi Sumida graduated from the Master’s Course of the Faculty of Engineering at Kyoto University in 1968. That same year he then joined Toray Industries Inc. In 2004 he retired from Toray Industries and became the guest Professor at Saitama University, a position he currently still holds today.

Mr. Fumio Takahashi, Age 67, Chief Operating Officer

Background of Mr. Fumio Takahashi:

Fumio Takahashi graduated from the Faculty of Engineering at Osaka University in the year 1970. That same year he joined Indemitsu Kosan Co., Ltd and a few years later in 1974 joined the Honda Motor Co., Ltd. In 2001 he joined Junkatsu News Service and in 2005 Okinaya Co., Ltd. A few years later he then joined Duplex Co., Ltd. and in 2012 Ecoplnet53, Inc.

Mr. Hiroichiro Tanaka, Age 74, Chief Technical Officer

Background of Mr. Hiroichiro Tanaka:

Hiroichiro Tanaka graduated from the Faculty of Science and Engineering at Waseda University in 1964. Subsequently, that same year, he joined Toshiba Corporation. Following his retirement from Toshiba Corporation in 1995 he joined the Toshiba Engineering Corporation. In the year 2000 he retired from his position at Toshiba Engineering Corp and incorporated Power Motor System Co, Ltd. ("PMS'). Currently Mr. Tanaka is the President of PMS.

Corporate governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Hajime Abe, Secretary, Treasurer Director	2014(1)	-	-	-	-	-	-	-		$-
Atsushi Sumida, CEO	2014(1)	-	-	-	-	-	-	-		$-
Fumio Takahashi, COO	2014(1)	-	-	-	-	-	-	-		$-
Hiroichiro Tanaka, CTO	2014(1)	-	-	-	-	-	-	-		$-
Jeffrey DeNunzio CEO/CFO	2014(1)	-	-	-	-	-	-	-		$-
Jeffrey DeNunzio CEO/CFO	2013(1)	-	2,000-	-	-	-	-	-	$2,000	-

(1) On July 6, 2014, Mr. DeNunzio resigned as an Officer and Director of the Company and the Company appointed Hajime Abe as the Director, Secretary, and Treasurer of the Company, Atsushi Sumida as CEO of the Company, Fumio Takahashi COO of the Company, and Hiroichiro Tanaka as the Chief Technical Officer of the Company.

Compensation of Directors

The table below summarizes all compensation of our directors as of July 31, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hajime Abe	-	-	-	-	-	-	-
Jeffrey DeNunzio	-	-	-	-	-	-	-

Summary of Compensation

None.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any compensation for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock-based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 27, 2014, the Company has 20,000,000 shares of common stock and 0 shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares Preferred Stock Are Able to Vote	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Hajime Abe	20,000,000	100%	0	0.0%	100%
Atsushi Sumida	0	0.0%	0	0.0%	0.0%
Fumio Takahashi	0	0.0%	0	0.0%	0.0%
Hiroichiro Tanaka	0	0.0%	0	0.0%	0.0%
5% Shareholders None

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 6, 2014, Hajime Abe entered into a Share Purchase Agreement with Jeffrey DeNunzio. Pursuant to this agreement, Mr. DeNunzio transferred to Hajime Abe, 20,000,000 shares of our common stock which represents all of our issued and outstanding shares.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2014	2013
Audit fees	Messineo & Co CPAs, LLC	$250	$2,000
Audit fees	RLB CPAs, LLC	$3,050	$0
Audit related fees
Tax fees
All other fees

Total		$3,300	$0

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOA Carbon Fiber Inc.

(Registrant)

By: /s/ Atsushi Sumida

Atsushi Sumida, CEO

Dated: September 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Atsushi Sumida

Atsushi Sumida, CEO

Dated: September 27, 2014

By: /s/ Hajime Abe

Hajime Abe, Secretary, Treasurer, Chief Financial Officer, Director

Dated: September 27, 2014