Form 10-Q
period 2014-10-31
TOA Carbon Fiber Inc.
filed 2014-12-15
CIK 1582741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55027

TOA Carbon Fiber, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2511669
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1-1-36, Nishhiawaji, Higashiyodogawa-ku, Osaka, Japan	533-0031
(Address of principal executive offices)	(Zip Code)

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 15, 2014: 20,000,000 shares of common stock.

TABLE OF CONTENTS

TOA CARBON FIBER, INC.

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA CARBON FIBER, INC.
BALANCE SHEETS
(UNAUDITED)
	As of	As of
	October 31, 2014	July 31, 2014

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$-	$2,000

TOTAL CURRENT LIABILITIES	$-	$2,000

TOTAL LIABILITIES	$-	$2,000

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding
as of October 31, 2014 and July 31, 2014)	$-	$-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding
as of October 31, 2014 and July 31, 2014)	$2,000	$2,000
Additional paid-in capital	$5,544	$3,544
Accumulated Deficit	$(7,544)	$(7,544)

TOTAL SHAREHOLDERS' EQUITY	$-	$(2,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

TOA CARBON FIBER, INC.
STATEMENT OF OPERATION
(UNAUDITED)

	Three months	Three months
	Ended	Ended
	October 31, 2014	October 31, 2013

Revenues	$-	$-
Cost of revenues	-	-

Gross profit	$-	$-

General and Administrative Expenses
General and administrative expenses	-	-
Share-based Expenses	-	-
Professional fees	-	250

Total Expenses	$-	250

NET INCOME (LOSS) BEFORE TAXES	$-	$(250)

Income Tax Expenses	$-	$-

NET INCOME (LOSS)	$-	$(250)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

TOA CARBON FIBER, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months	Three months
	Ended	Ended
	October 31, 2014	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$-	$(250)
Adjustments to reconcile net income (loss ) to net cash

Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accrued expenses	-	(1,750)

Net cash provided by (used in) operating activities	$-	$-

Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital by related party for write-off of accrued expenses	2,000	-

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

TOA CARBON FIBER, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA CARBON FIBER, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of October 31, 2014, the Company had not yet commenced any operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended July 31, 2014 and notes thereto.

The results of operations for the three months period ended October 31, 2014 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a development stage company and has few current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTIONS

At October 31, 2014, $2,000 owed to an officer was forgiven and written off to additional paid in capital as a contribution.

NOTE 5 - SUBSEQUENT EVENTS

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of October 31, 2014 and July 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended October 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Carbon Fiber Inc.

(Registrant)

By: /s/ Atsushi Sumida

Atsushi Sumida, CEO

Dated: December 15, 2014

By: /s/ Hajime Abe

Hajime Abe, Secretary, Treasurer, Chief Financial Officer, Director

Dated: December 15, 2014