Form 10-Q
period 2015-01-31
TOA Carbon Fiber Inc.
filed 2015-03-10
CIK 1582741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 10, 2015: 20,000,000 shares of common stock.

TABLE OF CONTENTS

TOA CARBON FIBER, INC.

INDEX

Page
PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	F1
Condensed Balance Sheets at January 31, 2015 (unaudited) and July 31, 2014 (audited)	F1
Condensed Statements of Operations for the Three months ended January 31, 2014, Three months ended January 31, 2015, and Six Months ended January 31, 2014 and January 31, 2015 (unaudited)	F2
Condensed Statements of Cash Flows for the Six Months ended January 31, 2015 (unaudited) and January 31, 2014 (unaudited)	F3
Notes to Condensed Financial Statements	F4
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4
ITEM 4 CONTROLS AND PROCEDURES.	4

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	4
ITEM 1A RISK FACTORS	4
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	4
ITEM 3 DEFAULTS UPON SENIOR SECURITIES	4
ITEM 4 MINE SAFETY DISCLOSURES	5
ITEM 5 OTHER INFORMATION	5
ITEM 6 EXHIBITS	5

SIGNATURES	5

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA CARBON FIBER, INC.
BALANCE SHEETS
(UNAUDITED)
	As of	As of
	January 31, 2015	July 31, 2014

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$-	$2,000
Loan from director	$2,686	$-

TOTAL CURRENT LIABILITIES	$2,686	$2,000

TOTAL LIABILITIES	$2,686	$2,000

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized, none issued and outstanding
as of January 31, 2015 and July 31, 2014)	$-	$-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding
as of January 31, 2015 and July 31, 2014)	$2,000	$2,000
Additional paid-in capital	$5,544	$3,544
Accumulated Deficit	$(10,358)	$(7,544)
Accumulated other comprehensive income
Foreign currency translation	$128	$-

TOTAL SHAREHOLDERS' EQUITY	$(2,686)	$(2,000)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

-F1-

TOA CARBON FIBER, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-

Gross profit	-	$-	$-	$-

General and Administrative Expenses
Professional fees	$2,798	$250	$2,798	$750
Other expenses	16	-	16	-

Total Expenses	$2,814	250	$2,814	750

NET INCOME (LOSS) BEFORE TAXES	$(2,814)	$(250)	$(2,814)	$(750)

Income Tax Expenses	$-	$-	$-	$-

NET INCOME (LOSS)	$(2,814)	$(250)	$(2,814)	$(750)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$128	$-	$128	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,686)	$(250)	$(2,686)	$(750)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,000,000	20,000,000	20,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

-F2-

TOA CARBON FIBER, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six months	Six months
	Ended	Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,814)	$(750)
Changes in operating assets and liabilities:
Prepaid expenses	-	2,000
Accounts payable-Related party	-	250
Accrued expenses	-	(1,500)

Net cash used in operating activities	$(2,814)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director	$2,686	$-

Net cash provided by financing activities	$2,686	-

Net effect of exchange rate changes on cash	$128	$-
Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital by related party for write-off of accrued expenses	2,000	-

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

-F3-

TOA CARBON FIBER, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Carbon Fiber, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of January 31, 2015, the Company had not yet commenced any operations.

The results of operations for the three and six month periods ending January 31, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

NOTE 2 - GOING CONCERN

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

At January 31, 2015, $2,000 owed to an officer was forgiven and written off to additional paid in capital as a contribution.

As of January 31, 2015 the Company had a loan from director in the amount of $2,686 owed to its officer and director. The loan payable is due on demand and non-interest bearing.

NOTE 4 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F4-

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of January 31, 2015 and July 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: March 10, 2015

By: /s/ Hajime Abe

Hajime Abe, Secretary, Treasurer, Chief Financial Officer, Director

Dated: March 10, 2015