Form 10-Q
period 2015-04-30
TOA Carbon Fiber Inc.
filed 2015-06-19
CIK 1582741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

[X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  June 19, 2015: 20,000,000 shares of common stock.

TOA CARBON FIBER, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Balance Sheets at April 30, 2015 (Unaudited) and July 31, 2014	F2

Condensed Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended April 30, 2015 and 2014 (Unaudited)	F3

Condensed Statements of Cash Flows for the Nine Months Ended April 30, 2015 and 2014 (Unaudited)	F4

Notes to the Unaudited Financial Statements	F5

-F1-

TOA CARBON FIBER, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
	As of	As of
	April 30, 2015	July 31, 2014

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued expenses	$1,850	$2,000
Loan from director	$4,479	$-

TOTAL CURRENT LIABILITIES	$6,329	$2,000

TOTAL LIABILITIES	$6,329	$2,000

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized,
none issued and outstanding as of April 30, 2015 and July 31, 2014)	$-	$-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014)	$2,000	$2,000
Additional paid-in capital	$5,544	$3,544
Accumulated Deficit	$(14,061)	$(7,544)
Accumulated other comprehensive income
Foreign currency translation	$188	$-

TOTAL SHAREHOLDERS' DEFICIT	$(6,329)	$(2,000)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

-F2-

TOA CARBON FIBER, INC.
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-

Gross profit	-	$-	$-	$-

General and Administrative Expenses
Professional fees	$2,629	$550	$5,427	$1,300
Other expenses	1,074	-	1,090	-

Total Expenses	$3,703	550	$6,517	1,300

NET INCOME (LOSS) BEFORE TAXES	$(3,703)	$(550)	$(6,517)	$(1,300)

Income Tax Expenses	$-	$-	$-	$-

NET INCOME (LOSS)	$(3,703)	$(550)	$(6,517)	$(1,300)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$60	$-	$188	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(3,643)	$(550)	$(6,329)	$(1,300)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,000,000	20,000,000	20,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

-F3-

TOA CARBON FIBER, INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
		Nine months		Nine months
		Ended		Ended
		April 30, 2015		April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(6,517)		$(1,300)
Changes in operating assets and liabilities:
Prepaid expenses		-		2,000
Accounts payable-related party		-		750
Accrued expenses		1,850		(1,450)

Net cash provided by (used in) operating activities		$(4,667)		$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from Director		$4,479	$

Net cash provided by (used in) financing activities		$4,479		-

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	$		$

Net effect of exchange rate changes on cash		$188		$-
Net Change in Cash and Cash equivalents		-		-
Cash and cash equivalents - beginning of period		-		-
Cash and cash equivalents - end of period		-		-

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital by related party for write-off of accrued expenses		2,000		-

SUPPLEMENTAL INFORMATION
Interest paid		-		-
Income taxes paid		-		-

The accompanying notes are an integral part of these unaudited financial statements

-F4-

TOA CARBON FIBER, INC.

NOTES TO CONDENSED  UNAUDITED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Carbon Fiber, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of April 30, 2015, the Company had not yet commenced any operations.

The results of operations for the three- and nine-month periods ending April 30, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

At April 30, 2015, $2,000 owed to an officer was forgiven and written off to additional paid in capital as a contribution.

As of April 30, 2015 the Company had a loan from director in the amount of $4,479 owed to its officer and director. The loan payable is due on demand and non-interest bearing.

-F5-

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of April 30, 2015 and July 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2015. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2015, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Carbon Fiber Inc.

(Registrant)

By: /s/ Atsushi Sumida

Atsushi Sumida, CEO

Dated : June 19, 2015

By: /s/ Hajime Abe

Hajime Abe, Secretary, Treasurer, Chief Financial Officer, Director

Dated : June 19, 2015